Form 10-Q
period 2026-06-30
Mountain Lake Acquisition Corp. II
filed 2026-08-11
CIK 2094265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, there were 36,980,000 Class A Ordinary Shares, par value $0.0001 per share and 12,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

MOUNTAIN LAKE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 14, 2026;

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 20, 2026;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to January 28, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Mountain Lake Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $12,600,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination, subject to the terms of the Underwriting Agreement (as defined below);

●	“Expense Reimbursement Agreement” are to the Expense Reimbursement Agreement, dated April 5, 2026, which we entered into with Terra Quantum (as defined below) in connection with the LOI (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on January 28, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on October 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on November 26, 2025, as amended, and declared effective on January 26, 2026 (File No. 333-291833);

●	“Letter Agreement” are to the Letter Agreement, dated January 26, 2026, which we entered into with our Sponsor, directors and officers;

●	“LOI” are to the non-binding letter of intent we executed with Terra Quantum (as defined below) on March 17, 2026 to enter into the Proposed Business Combination (as defined below), which was terminated in May 2026;

●	“Management” or our “Management Team” are to our executive officers;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 4,680,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 4,698,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated January 26, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated January 26, 2026, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Proposed Business Combination” are to the proposed Business Combination with Terra Quantum contemplated by the LOI;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated January 26, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Mountain Lake Acquisition Sponsor II LLC, a Delaware limited liability company;

●	“Terra Quantum” are to Terra Quantum AG, a quantum technology company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $360,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering, including the sale of the Option Units following the partial exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated January 26, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated January 26, 2026, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN LAKE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets
Cash	$1,146,565	$—
Due from Terra Quantum	131,709	—
Prepaid insurance	70,133	—
Prepaid expenses	4,375	6,492
Total current assets	1,352,782	6,492
Deferred offering costs	—	161,543
Long-term prepaid insurance	39,968	—
Cash and marketable securities held in Trust Account	365,368,577	—
Total Assets	$366,761,327	$168,035

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accounts payable and accrued expenses	$38,979	$26,500
Advance from related party	—	29,911
IPO Promissory Note	—	168,835
Total current liabilities	38,979	225,246
Deferred Fee	12,600,000	—
Total Liabilities	12,638,979	225,246

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 36,000,000 and no shares at redemption value of $10.15 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	365,368,577	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 980,000 shares issued and outstanding (excluding 36,000,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	98	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 12,000,000 and 12,006,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1) (2), respectively	1,200	1,201
Additional paid-in capital	—	23,799
Accumulated deficit	(11,247,527)	(82,211)
Total Shareholders’ Deficit	(11,246,229)	(57,211)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$366,761,327	$168,035

(1)	Includes an aggregate of up to 1,566,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On January 26, 2026, through a share capitalization, the Company issued an additional 2,001,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 12,006,000 Class B Ordinary Shares. All share and per-share amounts have been retroactively restated (Note 5).

(2)	On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. As a result of the partial exercise of the Over-Allotment Option and forfeiture of the unexercised Over-Allotment Option by the Underwriters, 6,000 Founder Shares were forfeited by the Sponsor for no consideration (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation, general, and administrative costs	$302,666	$530,820
Loss from operations	(302,666)	(530,820)

Other income:
Interest earned on cash and marketable securities held in Trust Account	3,214,082	5,368,577

Net income	$2,911,416	$4,837,757

Weighted average shares outstanding, Class A Ordinary Shares	36,980,000	31,259,337
Basic net income per share, Class A Ordinary Shares	$0.06	$0.11
Weighted average shares outstanding, Class A Ordinary Shares	36,980,000	31,259,337
Diluted net income per share, Class A Ordinary Shares	$0.06	$0.11
Weighted average shares outstanding, Class B Ordinary Shares (1)(2)	12,000,000	11,758,674
Basic net income per share, Class B Ordinary Shares	$0.06	$0.11
Weighted average shares outstanding, Class B Ordinary Shares (1)(2)	12,000,000	12,000,000
Diluted net income per share, Class B Ordinary Shares	$0.06	$0.11

(1)	Excludes an aggregate of up to 1,566,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On January 26, 2026, through a share capitalization, the Company issued an additional 2,001,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 12,006,000 Class B Ordinary Shares. All share and per-share amounts have been retroactively restated (Note 5).

(2)	On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. As a result of the partial exercise of the Over-Allotment Option and forfeiture of unexercised Over-Allotment Option by the Underwriters, 6,000 Founder Shares were forfeited by the Sponsor for no consideration (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares (1)(2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	12,006,000	$1,201	$23,799	$(82,211)	$(57,211)

Sale of Private Placement Units	980,000	98	—	—	9,799,902	—	9,800,000

Fair value of Public Warrants included in Public Units	—	—	—	—	5,832,000	—	5,832,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(348,583)	—	(348,583)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(15,307,118)	(12,788,992)	(28,096,110)

Net income	—	—	—	—	—	1,926,341	1,926,341

Balance – March 31, 2026 (Unaudited)	980,000	98	12,006,000	1,201	—	(10,944,862)	(10,943,563)

Forfeiture of Founder Shares	—	—	(6,000)	(1)	1	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(1)	(3,214,081)	(3,214,082)

Net income	—	—	—	—	—	2,911,416	2,911,416

Balance – June 30, 2026 (Unaudited)	980,000	$98	12,000,000	$1,200	$—	$(11,247,527)	$(11,246,229)

(1)	Includes an aggregate of up to 1,566,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On January 26, 2026, through a share capitalization, the Company issued an additional 2,001,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 12,006,000 Class B Ordinary Shares. All share and per-share amounts have been retroactively restated (Note 5).

(2)	On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. As a result of the partial exercise of the Over-Allotment Option and forfeiture of the unexercised Over-Allotment Option by the Underwriters, 6,000 Founder Shares were forfeited by the Sponsor for no consideration (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$4,837,757
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation, general, and administrative costs through IPO Promissory Note	15,054
Interest earned on cash and marketable securities held in Trust Account	(5,368,577)
Changes in operating assets and liabilities:
Due from Terra Quantum	(131,709)
Prepaid expenses	2,117
Prepaid insurance	(70,133)
Long-term prepaid insurance	(39,968)
Accounts payable and accrued expenses	12,479
Net cash used in operating activities	(742,980)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(360,000,000)
Net cash used in investing activities	(360,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	352,800,000
Proceeds from sale of Private Placement Units	9,800,000
Repayment of advances from related party	(29,911)
Repayment of IPO Promissory Note	(362,938)
Payment of offering costs	(317,606)
Net cash provided by financing activities	361,889,545

Net Change in Cash	1,146,565
Cash – Beginning of period	—
Cash – End of period	$1,146,565

Noncash investing and financing activities:
Offering costs paid through IPO Promissory Note	$179,049
Deferred Fee payable	$12,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Mountain Lake Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 16, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of June 30, 2026, the Company had not entered into a definitive agreement with a Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 16, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mountain Lake Acquisition Sponsor II LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2025 (File No. 333-291923), was declared effective on January 28, 2026 (as amended, the “IPO Registration Statement”). On January 28, 2026, the Company consummated the initial public offering of 36,000,000 units (the “Public Units”) at $10.00 per Public Unit, which included the partial exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 4,680,000 units (the “Option Units”), at $10.00 per Option Unit, generating gross proceeds of $360,000,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”). On March 11, 2026, the several underwriters of the Initial Public Offering (collectively, the “Underwriters”) informed the Company that they would not exercise the remainder of their Over-Allotment Option. As a result, on March 16, 2026, 6,000 of the Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares” and, together with the Class A Ordinary Shares, the “Ordinary Shares”) were forfeited by the Sponsor.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 980,000 units (the “Private Placement Units” and, together with the Public Units, the “Units”), at a price of $10.00 per Private Placement Unit, in a private placement to (i) the Sponsor and (ii) BTIG, LLC (“BTIG”), the representative of the Underwriters, generating gross proceeds of $9,800,000 (the “Private Placement”), which is described in Note 4. Of those 980,000 Private Placement Units, the Sponsor purchased 510,000 Private Placement Units and BTIG purchased 470,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one redeemable warrant (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $20,458,198, consisting of $7,200,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $12,600,000, and $658,198 of other offering costs.

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

JUNE 30, 2026

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

Following the closing of the Initial Public Offering, on January 28, 2026, the amount of $360,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds are initially invested only in U.S. government treasury obligations (“U.S. Treasury Securities”) with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury Securities. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by January 28, 2028, 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of June 30, 2026, the amount in the Trust Account is $10.15 per Public Share.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Ordinary Shares subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Sponsor, and the Company’s officers and directors have entered into a letter agreement with the Company, dated January 26, 2026 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from Public Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering, the partial exercise by the Underwriters of their Over-Allotment Option, and the Private Placement, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements. As of June 30, 2026, the Company had cash of $1,146,565 and working capital surplus of $1,313,803.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,146,565 and $0 of cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account amounted to $365,368,577. As of December 31, 2025, there were no assets held in the Trust Account. The Company classifies its U.S. Treasury Securities and equivalent securities as held to maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Due from Terra Quantum

In April 2026, the Company entered into a non-binding letter of intent (the “LOI”) with Terra Quantum relating to a potential Business Combination. Completion of the proposed transaction was subject to the negotiation of a definitive agreement and the satisfaction of conditions contained therein. Any transaction would have been subject to, among other things, the completion of satisfactory due diligence, negotiation of definitive agreements, board and shareholder approvals, regulatory approvals, and other customary conditions.

On May 26, 2026, the Company announced that the exclusivity provisions of the LOI had expired. Although the parties remained free to continue discussions regarding a potential Business Combination, the Company was no longer restricted from pursuing discussions with other potential Business Combination targets. Subsequently, the Company and Terra Quantum discontinued discussions and determined not to proceed with the proposed transaction. Accordingly, the parties did not enter into a definitive agreement, and the Proposed Business Combination was terminated.

Pursuant to the expense reimbursement agreement (the “Expense Reimbursement Agreement”) dated April 5, 2026 entered into between the Company and Terra Quantum in connection with the LOI, Terra Quantum agreed to reimburse the Company for fifty percent (50%) of certain documented transaction costs and expenses incurred by the Company in connection with the proposed transaction, subject to a maximum reimbursement amount of $250,000, in the event a definitive agreement was not executed. As a result, the Company recorded a receivable from Terra Quantum of $131,709 as of June 30, 2026, representing reimbursable expenses incurred under the Expense Reimbursement Agreement. As of the date of this Report, the Company received payment of the full outstanding receivable from Terra Quantum.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$360,000,000
Less:
Proceeds allocated to Public Warrants	(5,832,000)
Public Shares issuance costs	(20,109,615)
Plus:
Accretion of carrying value to redemption value	28,096,110
Class A Ordinary Shares subject to possible redemption, March 31, 2026	362,154,495
Plus:
Accretion of carrying value to redemption value	3,214,082
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$365,368,577

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the accompanying condensed balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the Ordinary Shares subject to redemption and will be accounted for as a liability pursuant to ASC 480 since it was not fully exercised at the time of the Initial Public Offering. On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units as part of the closing of the Initial Public Offering. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. Accordingly, the Underwriters’ Over-Allotment Option expired with respect to such unexercised Option Units and no related liability was recognized in the accompanying condensed balance sheets as of June 30, 2026.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit, as the Warrants, after Management’s evaluation, are accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,000,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and six months ended June 30, 2026. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$2,198,125	$713,291	$3,515,390	$1,322,367
Denominator:
Weighted-average Ordinary Shares outstanding	36,980,000	12,000,000	31,259,337	11,758,674
Basic net income per Ordinary Shares	$0.06	$0.06	$0.11	$0.11

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$2,198,125	$713,291	$3,495,779	$1,341,978
Denominator:
Weighted-average Ordinary Shares outstanding	36,980,000	12,000,000	31,259,337	12,000,000
Diluted net income per Ordinary Shares	$0.06	$0.06	$0.11	$0.11

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

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026, there were 18,000,000 Public Warrants and 490,000 Private Placement Warrants issued and outstanding. There were no Public Warrants and Private Placement Warrants issued or outstanding as of December 31, 2025.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on October 16, 2025, the date of its incorporation.

In December 2023, the FASB issued ASU No. 2023-09, “Income taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 on October 16, 2025, the date of its incorporation. Adoption of the ASU 2023-09 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that there are any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On January 28, 2026, the Company sold 36,000,000 Public Units, which includes the partial exercise of the Over-Allotment Option, at a purchase price of $10.00 per Public Unit, generating gross proceeds of $360,000,000. Each Public Unit consists of one Public Share and one-half (1/2) of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 980,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a Private Placement to the Sponsor and BTIG, generating gross proceeds of $9,800,000. Of those 980,000 Private Placement Units, the Sponsor purchased 510,000 Private Placement Units and BTIG purchased 470,000 Private Placement Units. Each Private Placement Unit consists of one Private Placement Share and one-half (1/2) of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Units and the Working Capital Units (as defined in Note 5) are identical to the Public Units except that, so long as they are held by the Sponsor, BTIG or their permitted transferees, the Private Placement Units and Working Capital Units (i) may not (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to the Private Placement Units held by BTIG and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 23, 2025, the Company issued an aggregate of 10,005,000 Class B Ordinary Shares (including the Class A Ordinary Shares issuable upon conversion thereof, the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.0025 per Founder Share) from the Sponsor to cover certain expenses on behalf of the Company.

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

Pursuant to the Letter Agreement, the Sponsor and the Company’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and the Company’s officers and directors with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note — Related Party

On October 23, 2025, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note issued by the Company to the Sponsor on October 23, 2025 (the “IPO Promissory Note”). The loan is non-interest bearing, unsecured and was due at the earlier of (i) March 31, 2026, or (ii) the closing date of the Initial Public Offering. On January 28, 2026, the Company had borrowed $362,938 under the IPO Promissory Note, and on January 28, 2026, at the closing of the Initial Public Offering, the Company repaid the full $362,938 borrowed under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Advance from Related Party

As of December 31, 2025, a related party had paid for expenses on behalf of the Company totaling to $29,911, which has been paid in full by the Company on January 28, 2026, at the closing of the Initial Public Offering. As of June 30, 2026, and December 31, 2025, the Company had a $0 and $29,911 outstanding balance under advance from related party in the Company’s condensed balance sheets, respectively.

Service Agreement

The Company agreed, commencing on the closing of the Initial Public Offering, to pay the (i) Chairman and Chief Executive Officer and (ii) Chief Financial Officer and a Director a total of $20,000 per month for their services as executive officers and directors of the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid an expense of $60,000 and $100,000 of fees for these services, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”). Such Working Capital Units would be identical to the Private Placement Units. Except as set forth above, the terms of such Working Capital Loans have not been determined and no written agreements exist with such Working Capital Loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 980,000 Class A Ordinary Shares issued and outstanding, excluding 36,000,000 and no Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 12,000,000 and 12,006,000 Class B Ordinary Shares issued and outstanding, respectively. On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units as part of the closing of the Initial Public Offering. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. As a result of the partial exercise of the Over-Allotment Option and forfeiture of unexercised Over-Allotment Option by the Underwriters, 6,000 Founder Shares were forfeited by the Sponsor for no consideration.

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

JUNE 30, 2026

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

Warrants

As of June 30, 2026, there were 18,000,000 Public Warrants and 490,000 Private Placement Warrants issued and outstanding. As of December 31, 2025, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

At June 30, 2026, assets held in the Trust Account were comprised of $165 in cash and $365,368,412 in U.S. Treasury Securities. During the six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Loss	Fair Value
June 30, 2026	U.S. Treasury Securities (Matures on July 30, 2026)	$365,368,412	$(1,577)	$365,366,835

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

January 28, 2026
Implied Class A Ordinary Share price	$9.83
Exercise price	$11.50
Expected term to Business Combination (years)	2
Warrant term (years)	7
Volatility	5.00%
Implied market adjustment	26.20%
Risk-free rate (continuous)	3.97%

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash	$1,146,565	$—
Cash and marketable securities held in Trust Account	$365,368,577	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation, general, and administrative costs	$302,666	$530,820
Interest earned on cash and marketable securities held in Trust Account	$3,214,082	$5,368,577

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

Formation, general, and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations, and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Recent Developments

Terra Quantum Business Combination

On April 9, 2026, we issued a press release announcing that we had entered into the LOI with Terra Quantum for the Proposed Business Combination. Completion of the Proposed Business Combination was subject to the negotiation of a definitive agreement and the satisfaction of conditions contained therein. However, there could be no assurance that a definitive agreement would be entered into or that the Proposed Business Combination would be consummated or, if a transaction is consummated, as to its terms, structure or timing. Any transaction would be subject to the completion of satisfactory due diligence, negotiation of definitive agreements, board and shareholder approvals, regulatory approvals and other customary conditions. For more information on this announcement and the Proposed Business Combination, see our Current Report on Form 8-K, as filed with the SEC on April 9, 2026.

On May 26, 2026, we announced that the exclusivity provisions of the LOI had expired. Although the parties remained free to continue discussions regarding a potential Business Combination, we were no longer restricted from pursuing discussions with other potential Business Combination targets. Subsequently, we and Terra Quantum discontinued discussions and determined not to proceed with the proposed transaction. Accordingly, the parties did not enter into a definitive agreement, and the Proposed Business Combination was terminated.

Pursuant to the Expense Reimbursement Agreement dated April 5, 2026 entered into between us and Terra Quantum in connection with the LOI, Terra Quantum agreed to reimburse us for fifty percent (50%) of certain documented transaction costs and expenses incurred by us in connection with the proposed transaction, subject to a maximum reimbursement amount of $250,000, in the event a definitive agreement was not executed. As a result, we recorded a receivable from Terra Quantum of $131,709 as of June 30, 2026, representing reimbursable expenses incurred under the Expense Reimbursement Agreement. As of the date of this Report, the Company received payment of the full outstanding receivable from Terra Quantum.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 16, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,911,416, which consists of interest earned on cash and marketable securities held in Trust Account of $3,214,082, partially offset by formation, general, and administrative costs of $302,666.

For the six months ended June 30, 2026, we had a net income of $4,837,757, which consists of interest earned on cash and marketable securities held in Trust Account of $5,368,577, partially offset by formation, general, and administrative costs of $530,820.

Liquidity and Capital Resources

Our liquidity needs through January 28, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $360,000,000 was placed in the Trust Account. We incurred fees of $20,458,198 in the Initial Public Offering, consisting of $7,200,000 of cash underwriting fee, the Deferred Fee of $12,600,000, and $658,198 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $742,980. Net income of $4,837,757 was affected by payment of formation, general, and administrative costs through the IPO Promissory Note of $15,054 and interest earned on cash and marketable securities held in Trust Account of $5,368,577. Changes in operating assets and liabilities used $227,214 of cash from operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $365,368,577 (including approximately $5,368,577 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $1,146,565. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Advance from Related Party

As of December 31, 2025, a related party had paid for expenses on our behalf totaling to $29,911, which we paid in full on January 28, 2026, at the closing of the Initial Public Offering. As of June 30, 2026, and December 31, 2025, we had $0 and $29,911 outstanding balance under advance from related party in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”, respectively.

Service Agreement

We agreed, commencing on the closing of the Initial Public Offering, to pay our (i) Chairman and Chief Executive Officer and (ii) Chief Financial Officer and Director a total of $20,000 per month for their services as our executive officers and directors. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2026, we incurred and paid an expense of $60,000 and $100,000 of fees for these services, respectively.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days following the effective date of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 980,000 Private Placement Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $9,800,000. Of those 980,000 Private Placement Units, the Sponsor purchased 510,000 Private Placement Units and BTIG purchased 470,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds for such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our 2025 Annual Report and Part II, Item 2 of the 2026 First Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 11, 2026	MOUNTAIN LAKE ACQUISITION CORP. II

	By:	/s/ Paul Grinberg
	Name:	Paul Grinberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Douglas Horlick
	Name:	Douglas Horlick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)