Form 10-Q
period 2026-09-30
Mountain Lake Acquisition Corp. II
filed 2026-11-06
CIK 2094265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, there were 36,980,000 Class A Ordinary Shares, par value $0.0001 per share and 12,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

MOUNTAIN LAKE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 13, 2026;

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 20, 2026;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to January 28, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Mountain Lake Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $12,600,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination, subject to the terms of the Underwriting Agreement (as defined below);

●	“Expense Reimbursement Agreement” are to the Expense Reimbursement Agreement, dated April 5, 2026, which we entered into with Terra Quantum (as defined below) in connection with the LOI (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on January 28, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on October 23, 2025;

●	“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC on November 26, 2025, as amended, and declared effective on January 26, 2026 (File No. 333-291833);

●	“Letter Agreement” are to the Letter Agreement, dated January 26, 2026, which we entered into with our Sponsor, directors and officers;

●	“LOI” are to the non-binding letter of intent we executed with Terra Quantum (as defined below) in connection with the Proposed Business Combination (as defined below), the execution of which we announced in April 2026 and which was subsequently terminated in May 2026;

●	“Management” or our “Management Team” are to our executive officers;

●	“MEF Registration Statement” are to the registration statement on Form S-1MEF, declared effective under the Securities Act (as defined below) on January 26, 2026, when filed (Registration No. 333-292969);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 4,680,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 4,698,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated January 26, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated January 26, 2026, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Proposed Business Combination” are to the proposed Business Combination with Terra Quantum contemplated by the LOI;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated January 26, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Mountain Lake Acquisition Sponsor II LLC, a Delaware limited liability company;

●	“Terra Quantum” are to Terra Quantum AG, a quantum technology company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $360,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering, including the sale of the Option Units following the partial exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated January 26, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated January 26, 2026, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN LAKE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets
Cash	$1,157,070	$—
Prepaid insurance	70,133	—
Prepaid expenses	2,500	6,492
Total current assets	1,229,703	6,492
Deferred offering costs	—	161,543
Long-term prepaid insurance	22,435	—
Cash and marketable securities held in Trust Account	368,875,196	—
Total Assets	$370,127,334	$168,035

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accounts payable and accrued expenses	$60,115	$26,500
Advance from related party	—	29,911
IPO Promissory Note	—	168,835
Total current liabilities	60,115	225,246
Deferred Fee	12,600,000	—
Total Liabilities	12,660,115	225,246

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 36,000,000 and no shares at redemption value of $10.25 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	368,875,196	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 980,000 and no shares issued and outstanding (excluding 36,000,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	98	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 12,000,000 and 12,006,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025(1) (2), respectively	1,200	1,201
Additional paid-in capital	—	23,799
Accumulated deficit	(11,409,275)	(82,211)
Total Shareholders’ Deficit	(11,407,977)	(57,211)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$370,127,334	$168,035

(1)	Includes an aggregate of up to 1,566,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On January 26, 2026, through a share capitalization, the Company issued an additional 2,001,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 12,006,000 Class B Ordinary Shares. All share and per-share amounts have been retroactively restated (Note 5).

(2)	On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. As a result of the partial exercise of the Over-Allotment Option and forfeiture of the unexercised Over-Allotment Option by the Underwriters, 6,000 Founder Shares were forfeited by the Sponsor for no consideration (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Formation, general, and administrative costs	$161,748	$692,568
Loss from operations	(161,748)	(692,568)

Other income:
Interest earned on cash and marketable securities held in Trust Account	3,506,619	8,875,196

Net income	$3,344,871	$8,182,628

Weighted average shares outstanding, Class A Ordinary Shares	36,980,000	33,187,179
Basic net income per share, Class A Ordinary Shares	$0.07	$0.18
Weighted average shares outstanding, Class A Ordinary Shares	36,980,000	33,187,179
Diluted net income per share, Class A Ordinary Shares	$0.07	$0.18
Weighted average shares outstanding, Class B Ordinary Shares (1)(2)	12,000,000	11,840,000
Basic net income per share, Class B Ordinary Shares	$0.07	$0.18
Weighted average shares outstanding, Class B Ordinary Shares (1)(2)	12,000,000	12,000,000
Diluted net income per share, Class B Ordinary Shares	$0.07	$0.18

(1)	Excludes an aggregate of up to 1,566,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On January 26, 2026, through a share capitalization, the Company issued an additional 2,001,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 12,006,000 Class B Ordinary Shares. All share and per-share amounts have been retroactively restated (Note 5).

(2)	On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. As a result of the partial exercise of the Over-Allotment Option and forfeiture of unexercised Over-Allotment Option by the Underwriters, 6,000 Founder Shares were forfeited by the Sponsor for no consideration (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares (1)(2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	12,006,000	$1,201	$23,799	$(82,211)	$(57,211)

Sale of Private Placement Units	980,000	98	—	—	9,799,902	—	9,800,000

Fair value of Public Warrants included in Public Units	—	—	—	—	5,832,000	—	5,832,000

Allocated value of transaction costs to Public Warrants and Private Placement Units	—	—	—	—	(348,583)	—	(348,583)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(15,307,119)	(12,788,991)	(28,096,110)

Forfeiture of Founder Shares	—	—	(6,000)	(1)	1	—	—

Net income	—	—	—	—	—	1,926,341	1,926,341

Balance – March 31, 2026 (Unaudited)	980,000	98	12,000,000	1,200	—	(10,944,861)	(10,943,563)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,214,082)	(3,214,082)

Net income	—	—	—	—	—	2,911,416	2,911,416

Balance – June 30, 2026 (Unaudited)	980,000	98	12,000,000	1,200	—	(11,247,527)	(11,246,229)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,506,619)	(3,506,619)

Net income	—	—	—	—	—	3,344,871	3,344,871

Balance – September 30, 2026 (Unaudited)	980,000	$98	12,000,000	$1,200	$—	$(11,409,275)	$(11,407,977)

(1)	Includes an aggregate of up to 1,566,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On January 26, 2026, through a share capitalization, the Company issued an additional 2,001,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 12,006,000 Class B Ordinary Shares. All share and per-share amounts have been retroactively restated (Note 5).

(2)	On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. As a result of the partial exercise of the Over-Allotment Option and forfeiture of the unexercised Over-Allotment Option by the Underwriters, 6,000 Founder Shares were forfeited by the Sponsor for no consideration (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net income	$8,182,628
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation, general, and administrative costs through IPO Promissory Note	15,054
Interest earned on cash and marketable securities held in Trust Account	(8,875,196)
Changes in operating assets and liabilities:
Due from Terra Quantum	—
Prepaid expenses	3,992
Prepaid insurance	(70,133)
Long-term prepaid insurance	(22,435)
Accounts payable and accrued expenses	33,615
Net cash used in operating activities	(732,475)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(360,000,000)
Net cash used in investing activities	(360,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	352,800,000
Proceeds from sale of Private Placement Units	9,800,000
Repayment of advances from related party	(29,911)
Repayment of IPO Promissory Note	(362,938)
Payment of offering costs	(317,606)
Net cash provided by financing activities	361,889,545

Net Change in Cash	1,157,070
Cash – Beginning of period	—
Cash – End of period	$1,157,070

Noncash investing and financing activities:
Offering costs paid through IPO Promissory Note	$179,049
Deferred Fee payable	$12,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Mountain Lake Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 16, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of September 30, 2026, the Company had not entered into a definitive agreement with a Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from October 16, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mountain Lake Acquisition Sponsor II LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2025 (File No. 333-291833), was declared effective on January 26, 2026 (as amended, the “IPO Registration Statement”). The MEF Registration Statement was declared effective on January 26, 2026 (File No. 333-292969), when filed.  On January 28, 2026, the Company consummated the initial public offering of 36,000,000 units (the “Public Units”) at $10.00 per Public Unit, which included the partial exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 4,680,000 units (the “Option Units”), at $10.00 per Option Unit, generating gross proceeds of $360,000,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”). On March 11, 2026, the several underwriters of the Initial Public Offering (collectively, the “Underwriters”) informed the Company that they would not exercise the remainder of their Over-Allotment Option. As a result, on March 16, 2026, 6,000 of the Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares” and, together with the Class A Ordinary Shares, the “Ordinary Shares”) were forfeited by the Sponsor.

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

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Company’s management (“Management”) has broad discretion with respect to the specific application of the proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee). The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the amount of the Deferred Fee held and taxes payable, if any, on the interest earned on the Trust Account at the time of signing an agreement to enter into a Business Combination) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of September 30, 2026, the amount in the Trust Account is $10.25 per Public Share.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Public Shares subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of income taxes payable, if any, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering, the partial exercise by the Underwriters of their Over-Allotment Option, and the Private Placement, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements. As of September 30, 2026, the Company had cash of $1,157,070 and working capital surplus of $1,169,588.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,157,070 and $0 of cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounted to $368,875,196. As of December 31, 2025, there were no assets held in the Trust Account. The Company classifies its U.S. Treasury Securities as held to maturity in accordance with FASB ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Due from Terra Quantum

In April 2026, the Company announced that it entered into a non-binding letter of intent (the “LOI”) with Terra Quantum relating to a proposed Business Combination (“Proposed Business Combination”). Completion of the proposed transaction was subject to the negotiation of a definitive agreement and the satisfaction of conditions contained therein. Any transaction would have been subject to, among other things, the completion of satisfactory due diligence, negotiation of definitive agreements, board and shareholder approvals, regulatory approvals, and other customary conditions.

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

Pursuant to the expense reimbursement agreement (the “Expense Reimbursement Agreement”) dated April 5, 2026 entered into between the Company and Terra Quantum in connection with the LOI, Terra Quantum agreed to reimburse the Company for fifty percent (50%) of certain documented transaction costs and expenses incurred by the Company in connection with the proposed transaction, subject to a maximum reimbursement amount of $250,000, in the event a definitive agreement was not executed. As a result, the Company recorded a receivable from Terra Quantum of $131,709 as of June 30, 2026, representing reimbursable expenses incurred under the Expense Reimbursement Agreement. As of September 30, 2026, the Company received payment of the full outstanding receivable from Terra Quantum.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$360,000,000
Less:
Proceeds allocated to Public Warrants	(5,832,000)
Public Shares issuance costs	(20,109,615)
Plus:
Accretion of carrying value to redemption value	28,096,110
Class A Ordinary Shares subject to possible redemption, March 31, 2026	362,154,495
Plus:
Accretion of carrying value to redemption value	3,214,082
Class A Ordinary Shares subject to possible redemption, June 30, 2026	365,368,577
Plus:
Accretion of carrying value to redemption value	3,506,619
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$368,875,196

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrants which is described in Note 8.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the accompanying condensed balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the Ordinary Shares subject to redemption and will be accounted for as a liability pursuant to ASC 480 since it was not fully exercised at the time of the Initial Public Offering. On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units as part of the closing of the Initial Public Offering. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. Accordingly, the Underwriters’ Over-Allotment Option expired with respect to such unexercised Option Units and no related liability was recognized in the accompanying condensed balance sheets as of September 30, 2026.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit, as the Warrants, after Management’s evaluation, are accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of Ordinary Shares, the (i) Class A Ordinary Shares and (ii) Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income per Ordinary Share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,000,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and nine months ended September 30, 2026. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$2,525,384	$819,487	$6,030,987	$2,151,641
Denominator:
Weighted-average Ordinary Shares outstanding	36,980,000	12,000,000	33,187,179	11,840,000
Basic net income per Ordinary Shares	$0.07	$0.07	$0.18	$0.18

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$2,525,384	$819,487	$6,009,633	$2,172,995
Denominator:
Weighted-average Ordinary Shares outstanding	36,980,000	12,000,000	33,187,179	12,000,000
Diluted net income per Ordinary Shares	$0.07	$0.07	$0.18	$0.18

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

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2026, there were 18,000,000 Public Warrants and 490,000 Private Placement Warrants issued and outstanding. There were no Public Warrants and Private Placement Warrants issued or outstanding as of December 31, 2025.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 on October 16, 2025, the date of its incorporation. Adoption of ASU 2023-09 did not impact the Company’s financial position, results of operations or cash flows.

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

SEPTEMBER 30, 2026

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

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Advance from Related Party

As of December 31, 2025, a related party had paid for expenses on behalf of the Company totaling $29,911, which has been paid in full by the Company on January 28, 2026, at the closing of the Initial Public Offering. As of September 30, 2026, and December 31, 2025, the Company had a $0 and $29,911 outstanding balance under advance from related party in the Company’s condensed balance sheets, respectively.

Service Agreement

The Company agreed, commencing on the closing of the Initial Public Offering, to pay the (i) Chairman and Chief Executive Officer and (ii) Chief Financial Officer and a Director a total of $20,000 per month for their services as executive officers and directors of the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred and paid an expense of $60,000 and $160,000 of fees for these services, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”). Such Working Capital Units would be identical to the Private Placement Units. Except as set forth above, the terms of such Working Capital Loans have not been determined and no written agreements exist with such Working Capital Loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

SEPTEMBER 30, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 980,000 and no Class A Ordinary Shares issued and outstanding, excluding 36,000,000 and no Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 12,000,000 and 12,006,000 Class B Ordinary Shares issued and outstanding, respectively. On January 28, 2026, the Underwriters partially exercised their Over-Allotment Option in the amount of 4,680,000 Option Units as part of the closing of the Initial Public Offering. On March 11, 2026, the Underwriters forfeited the remaining unexercised balance of 18,000 Option Units. As a result of the partial exercise of the Over-Allotment Option and forfeiture of unexercised Over-Allotment Option by the Underwriters, 6,000 Founder Shares were forfeited by the Sponsor for no consideration.

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

SEPTEMBER 30, 2026

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

Warrants

As of September 30, 2026, there were 18,000,000 Public Warrants and 490,000 Private Placement Warrants issued and outstanding. As of December 31, 2025, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, dated January 26, 2026, by and between the Company and Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement and the MEF Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

MOUNTAIN LAKE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

At September 30, 2026, assets held in the Trust Account were comprised of $783 in cash and $368,874,413 in U.S. Treasury Securities. During the nine months ended September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Loss	Fair Value
September 30, 2026	U.S. Treasury Securities (Matures on October 29, 2026)	$368,874,413	$(65,046)	$368,809,367

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

SEPTEMBER 30, 2026

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

	September 30,	December 31,
	2026	2025
Cash	$1,157,070	$—
Cash and marketable securities held in Trust Account	$368,875,196	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Formation, general, and administrative costs	$161,748	$692,568
Interest earned on cash and marketable securities held in Trust Account	$3,506,619	$8,875,196

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on October 16, 2025, for the purpose of effecting a Business Combination. Our Sponsor is Mountain Lake Acquisition Sponsor II LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on completing a Business Combination with an established business of scale poised for continued growth, led by a highly regarded management team. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement and MEF Registration Statement became effective on January 26, 2026. On January 28, 2026, we consummated our Initial Public Offering of 36,000,000 Public Units, including 4,680,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $360,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 980,000 Private Placement Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $9,800,000. Of those 9,800,000 Private Placement Units, the Sponsor purchased 510,000 Private Placement Units and BTIG purchased 470,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement and the MEF Registration Statement.

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

Pursuant to the Expense Reimbursement Agreement dated April 5, 2026 entered into between us and Terra Quantum in connection with the LOI, Terra Quantum agreed to reimburse us for fifty percent (50%) of certain documented transaction costs and expenses incurred by us in connection with the proposed transaction, subject to a maximum reimbursement amount of $250,000, in the event a definitive agreement was not executed. As a result, we recorded a receivable from Terra Quantum of $131,709 as of June 30, 2026, representing reimbursable expenses incurred under the Expense Reimbursement Agreement. As of September 30, 2026, the Company had received payment of the full outstanding receivable from Terra Quantum.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 16, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $3,344,871, which consists of interest earned on cash and marketable securities held in Trust Account of $3,506,619, partially offset by formation, general, and administrative costs of $161,748.

For the nine months ended September 30, 2026, we had a net income of $8,182,628, which consists of interest earned on cash and marketable securities held in Trust Account of $8,875,196, partially offset by formation, general, and administrative costs of $692,568.

Liquidity and Capital Resources

Our liquidity needs through January 28, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $360,000,000 was placed in the Trust Account. We incurred fees of $20,458,198 in the Initial Public Offering, consisting of $7,200,000 of cash underwriting fee, the Deferred Fee of $12,600,000, and $658,198 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $732,475. Net income of $8,182,628 was affected by payment of formation, general, and administrative costs through the IPO Promissory Note of $15,054 and interest earned on cash and marketable securities held in Trust Account of $8,875,196. Changes in operating assets and liabilities used $54,961 of cash from operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $368,875,196 (including approximately $8,875,196 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $1,157,070. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Advance from Related Party

As of December 31, 2025, a related party had paid for expenses on our behalf totaling $29,911, which we paid in full on January 28, 2026, at the closing of the Initial Public Offering. As of September 30, 2026, and December 31, 2025, we had $0 and $29,911 outstanding balance under advance from related party in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”, respectively.

Service Agreement

We agreed, commencing on the closing of the Initial Public Offering, to pay our (i) Chairman and Chief Executive Officer and (ii) Chief Financial Officer and Director a total of $20,000 per month for their services as our executive officers and directors. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2026, we incurred and paid an expense of $60,000 and $160,000 of fees for these services, respectively.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement and the MEF Registration Statement. In addition, BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement and the MEF Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days following the effective date of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

In December 2023, the FASB issued ASU Topic 2023-09, “Income taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We adopted ASU 2023- 09 on October 16, 2025, the date of our inception. Adoption of ASU 2023-09 did not impact our financial position, results of operations or cash flows.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 980,000 Private Placement Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $9,800,000. Of those 980,000 Private Placement Units, the Sponsor purchased 510,000 Private Placement Units and BTIG purchased 470,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement and the MEF Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 6, 2026	MOUNTAIN LAKE ACQUISITION CORP. II

	By:	/s/ Paul Grinberg
	Name:	Paul Grinberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Douglas Horlick
	Name:	Douglas Horlick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)